Form 10-Q
period 2025-03-31
Critical Mineral Recovery, Inc.
filed 2025-06-27
CIK 2043019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 333-283119-06

Critical Mineral Recovery, Inc.

(Exact name of registrant as specified in its charter)

Missouri	87-4682230
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

815 State Hwy OO
Fredericktown, Missouri	63645
(Address of principal executive offices)	(Zip Code)

+1 (573)-440-9001

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
N/A	N/A	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 26, 2025, there were 30,000 shares of common stock, par value $1.00 per share, of the registrant issued and outstanding.

CRITICAL MINERAL RECOVERY, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may be considered “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the U.S. Securities Act of 1933, as amended, Section 21 of the U.S. Securities Exchange Act of 1934, as amended, and applicable Canadian securities laws.

Forward-looking statements may generally be identified by the use of words such as “believe”, “may”, “will”, “continue”, “anticipate”, “intend”, “expect”, “should”, “would”, “could”, “plan”, “potential”, “future”, “target” or other similar expressions that predict or indicate future events or trends or that are not statements of historical matters, although not all forward-looking statements contain such identifying words. Forward-looking statements in this Quarterly Report on Form 10-Q include but are not limited to statements about: the Company’s expectation to recognize revenue from the sale of recycling services; the Company’s expectation regarding other capital expenditures; the Company’s expectation that it will need to secure an alternative short or long-term financing in the near term or else it will not have sufficient cash on hand or other resources to support current operations for the twelve months following the filing of this Quarterly Report; expectations related to potential financing and other strategic alternatives; expectations related to the outcome of future litigation; expectations regarding the ability to attract new suppliers; expectations regarding annual growth rate of the number of EVs and hybrids; expectations regarding the price and supply of nickel and cobalt; and expectations regarding expected growth in the amount of LIB materials available for recycling. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q, made by the Company’s management, including but not limited to assumptions regarding the timing, scope and cost of the Company’s projects, including paused projects; the processing capacity and production of the Company’s facilities; the Company’s ability to source feedstock and manage supply chain risk; the Company’s ability to increase recycling capacity and efficiency; the Company’s ability to obtain financing on acceptable terms or execute any strategic transactions; the Company’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners; the Company’s ability to attract new suppliers or expand its supply pipeline from existing suppliers; general economic conditions; currency exchange and interest rates; compensation costs; and inflation. There can be no assurance that such assumptions will prove to be correct and, as a result, actual results or events may differ materially from expectations expressed in or implied by the forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, and which may cause actual results to differ materially from the forward-looking information. The risk factors and cautionary language discussed provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

●	our estimated total addressable market;

●	risk and uncertainties related to the Company’s ability to continue as a going concern;

●	the Company’s reliance on the experience and expertise of senior management and key personnel;

●	the potential for the Company’s directors and officers who hold Company common shares to have interests that may differ from, or be in conflict with, the interests of other shareholders;

●	the Company’s insurance may not cover all liabilities and damages;

●	the Company’s reliance on a limited number of commercial partners to generate revenue;

●	customer demand for recycled materials;

●	the Company’s failure to effectively remediate the material weaknesses in its internal control over financial reporting that it has identified or its failure to develop and maintain a proper and effective internal control over financial reporting; and

●	risk of litigation or regulatory proceedings that could materially adversely impact the Company’s financial results.

The risk and uncertainties related to the Company’s business and the assumptions on which the forward-looking information is based are described in the sections titled “Part II—Item 1A. Risk Factors”, “Part I—Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Because of these risks, uncertainties and assumptions, readers should not place undue reliance on these forward-looking statements. Actual results could differ materially from those contained in any forward-looking statements. The Company assumes no obligation to update or revise any forward-looking statements, except as required by applicable laws. These forward-looking statements should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Unless otherwise indicated, the estimates included in this Quarterly Report on Form 10-Q are based on the good faith estimates of our management. These involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. We have not independently verified the accuracy of the assumptions.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRITICAL MINERAL RECOVERY, INC.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$12,475	$119,756
Accounts receivable, related party	1,871,172	1,871,172
Due from affiliates and other related parties	6,141,629	6,309,696
Total current assets	8,025,276	8,300,624
Property and Equipment, at Cost
Machinery, equipment, furniture, and fixtures	114,156	114,156
Construction in progress	36,579	—
Less accumulated depreciation	(37,635)	(33,617)
Total property, plant, and equipment, net	113,100	80,539
Right-of-use assets – operating leases, related party	541,849	547,603
Total noncurrent assets	654,949	628,142
TOTAL ASSETS	$8,680,225	$8,928,766
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable and accrued expenses	$489,338	$628,632
Current maturities of long-term debt	1,286,629	1,270,204
Due to affiliates and other related parties	37,787,712	35,124,945
Advances payable	9,000,000	9,000,000
Current portion of operating lease liabilities, related party	24,353	767,593
Current portion of finance lease liabilities, related party	—	131,562
Total current liabilities	48,588,032	46,922,936
Long-term debt, net	4,032,643	4,361,315
Operating lease liabilities, related party	517,136	16,775,305
Finance lease liabilities, related party	—	875,495
Total noncurrent liabilities	4,549,779	22,012,115
TOTAL LIABILITIES	53,137,811	68,935,051

CONTINGENCIES (NOTE 8)

STOCKHOLDER’S DEFICIT
Common stock, $1.00 par value; authorized, issued and outstanding 30,000 shares at March 31, 2025 (unaudited) and December 31, 2024 (audited)	30,000	30,000
Contributions receivable	(30,000)	(30,000)
Accumulated deficit	(44,457,586)	(60,006,285)
TOTAL STOCKHOLDER’S DEFICIT	(44,457,586)	(60,006,285)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$8,680,225	$8,928,766

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRITICAL MINERAL RECOVERY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Net sales	$—	$66,788
Cost of goods sold	—	219,057
Gross loss	—	(152,269)

Operating expenses
Salaries and wages	457,740	819,654
Depreciation and amortization	4,018	14,309
General and administrative	1,514,544	1,616,575
Total operating expenses	1,976,302	2,450,538

Loss from operations	(1,976,302)	(2,602,807)

Other income / (expense):
Gain on lease agreement terminations	17,931,905	—
Fire-related expenses	(329,887)	—
Interest expense	(77,017)	(91,210)
Total other income / (expense)	17,525,001	(91,210)

Income / loss before provision for income taxes	15,548,699	(2,694,017)
Provision for income taxes	—	—
Net income / (loss)	$15,548,699	$(2,694,017)

Weighted average shares outstanding of common stock, basic and diluted	30,000	30,000
Basic and diluted net income / (loss) per share of common stock	$518.29	$(89.80)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRITICAL MINERAL RECOVERY, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common stock		Contributions	Accumulated	Total Stockholder’s
	Shares	Amount	Receivable	Deficit	Deficit
Balance, January 1, 2025	30,000	$30,000	$(30,000)	$(60,006,285)	$(60,006,285)
Net income	—	—	—	15,548,699	15,548,699
Balance, March 31, 2025	30,000	$30,000	$(30,000)	$(44,457,586)	$(44,457,586)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock		Contributions	Accumulated	Total Stockholder’s
	Shares	Amount	Receivable	Deficit	Deficit
Balance, January 1, 2024	30,000	$30,000	$(30,000)	$(9,025,554)	$(9,025,554)
Net loss	—	—	—	(2,694,017)	(2,694,017)
Balance, March 31, 2024	30,000	$30,000	$(30,000)	$(11,719,571)	$(11,719,571)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRITICAL MINERAL RECOVERY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$15,548,699	$(2,694,017)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	4,018	175,480
Noncash operating lease expense	5,754	159,375
Gain on lease agreement terminations	(17,931,905)	—
Changes in operating assets and liabilities:
Accounts receivable, related party	—	(66,788)
Due from affiliates and other related parties	102,145	32,305
Checks in excess of bank balance	—	(6,804)
Accounts payable	(139,293)	(1,544,799)
NET CASH USED IN OPERATING ACTIVITIES	(2,410,582)	(3,945,248)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment	(36,579)	(3,143,908)
NET CASH USED IN INVESTING ACTIVITIES	(36,579)	(3,143,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from affiliates	2,662,767	7,317,409
Principal payments on long-term debt	(312,247)	(198,276)
Principal payments on finance lease liabilities, related party	(10,640)	(3,604)
NET CASH PROVIDED BY FINANCING ACITIVITIES	2,339,880	7,115,529

NET CHANGE IN CASH	(107,281)	26,373
CASH, BEGINNING OF PERIOD	119,756	5,935
CASH, END OF PERIOD	$12,475	$32,308

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest paid	$71,557	$90,014
Noncash investing and financing activities:
ROU assets obtained in exchange for new operating lease liabilities	$—	$18,246,023
ROU assets obtained in exchange for new finance lease liabilities	$—	$108,475
Noncash operating lease payments recognized as a decrease in amounts due from affiliates	$65,922	$160,260
Noncash gain on lease agreement terminations	$17,931,905	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Critical Mineral Recovery, Inc. (the “Company”) was formed and organized on January 26, 2022, under the laws of the state of Missouri and is an international battery recycling company specializing in the processing of electric vehicle and consumer-grade lithium-ion batteries. The Company’s recycling process reclaims strategic metals and critical minerals (copper, nickel, cobalt, lithium, manganese, and aluminum) from lithium-ion battery scrap. The recovered commodities are then marketed for further refining to be reintroduced into the battery manufacturing supply chain.

The Company earns revenues predominantly from tolling and servicing fees under an agreement with Interco Trading Inc., a related party. The battery processing services are performed at the Company’s processing facility in Fredericktown, Missouri, USA. The Company extends unsecured credit to its customer.

The Company commenced principal operations in March of 2024.

On August 22, 2024, the Robert N. Feldman Revocable Trust, the ultimate controlling party of the Company, entered into an agreement to sell the Company to Evolution Metals LLC (EM). However, on October 30, 2024, the Company suffered a fire which destroyed the plant and equipment used by the Company in its operations. See paragraph below, Fire. Due to the fire event, the agreement dated August 22, 2024 referenced above was terminated. On November 4, 2024, the Robert N. Feldman Revocable Trust entered into a new agreement with Evolution Metals LLC to sell all of the existing shares of the Company to Evolution Metals in exchange for new EM common stock valued at $225 million and $125 million in cash and an additional $50 million for debt repayment.

On February 10, 2025, EM, Welsbach Technology Metals Acquisition Corp. (WTMA), Evolution Metals Merger Sub 3, Inc. (Merger Sub 3) (a newly formed subsidiary of Evolution Metals New LLC (New LLC) (a newly formed subsidiary of WTMA)), the Company, the Robert N. Feldman Revocable Trust, NiCo Metals Group LLC, and certain other entities, entered into a merger agreement, which was amended and restated on March 31, 2025 (the CMR Merger Agreement). Pursuant to the CMR Merger Agreement, Merger Sub 3 will merge with and into the Company, such that (i) the separate existence of Merger Sub 3 shall cease and the Company shall be the surviving corporation and a wholly owned subsidiary of New LLC, (ii) the shareholders of the Company shall receive (A) Evolution Metals & Technologies Corp (post-merger name change for WTMA) (New EM) Common Stock with an anticipated value of $225 million and (B) cash in an amount of $125 million in consideration for such merger, and (iii) New EM will contribute cash in an amount equal to $50 million to the Company to be used in part to repay the Company’s indebtedness. The consummation of the transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024, as amended, between among WTMA, WTMA Merger Subsidiary LLC and EM, and are conditioned on, among other matters, the consummation of the acquisition of CMR. The closing date of this transaction is expected to be toward the beginning of the 3rd quarter of 2025.

Basis of Presentation

The unaudited condensed financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP).

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments including adjustments to asset balances to reflect an appropriate carrying value after damages incurred in the fire described below, as well as other recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations and cash flows for the three months ended March 31, 2025 and 2024. The condensed balance sheet at December 31, 2024, was derived from audited financial statements but does not contain all the footnote disclosures from the annual financial statements. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s 2024 annual financial statements. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fire

On October 30, 2024, the Company sustained a fire in its production facility causing significant property and equipment damage. Because the fire damage was considered a total loss, operations were suspended. The losses anticipated by the Company include property loss (building, equipment) and cost of clean-up (environmental), Insurance recoveries are pending for losses to mobile equipment and the clean-up costs. Any financial exposure is currently not estimable.

Allowance for Credit Losses

Accounts receivable – related parties are stated at the amount of consideration from customers for which the Company has an unconditional right to receive plus any accrued and unpaid interest, as applicable. The Company provides an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions adjusted for current conditions and reasonable and supportable forecasts. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

During the three months ended March 31, 2025 and 2024, there was no credit loss expense recognized related to current expected credit losses where collectability is not reasonably assured.

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Leases result in the recognition of right of use (“ROU”) assets and lease liabilities on the balance sheets. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. The Company determines lease classification as operating or finance at the lease commencement date.

The Company combines lease and non-lease components, such as maintenance costs, and accounts for them as a single lease component in calculating the ROU assets and lease liabilities for its operating facility.

At lease commencement, the lease liability is measured at the present value of the lease payments over the lease term. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid or deferred rent, and lease incentives. The Company uses the implicit rate when readily determinable. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Incremental borrowing rates used to determine the present value of lease payments were derived by reference to the Company’s unsecured-debt yields corresponding to the lease commencement date. The risk-free rate is determined using a period comparable with the lease term.

The lease term may include options to extend or options to terminate the lease that the Company is reasonably certain to exercise. Lease expense is generally recognized on a straight-line basis over the lease term.

The Company has elected not to record leases with an initial term of 12 months or less on the balance sheets. Lease expense on such leases is recognized on a straight-line basis over the lease term.

The Company elected the practical expedient to use the written terms and conditions of a related-party arrangement between entities under common control to determine whether the building and land rental arrangements are or contain a lease. The Company determined leases exist for the building and land rental agreements and classified and accounted for those leases on the basis of those written terms and conditions.

Property and Equipment

Property and equipment acquisitions are stated at cost, less accumulated depreciation, amortization and impairment charges. Depreciation, amortization and impairment are charged to expense on the straight-line basis over the estimated useful life of each asset. Assets under finance lease obligations and leasehold improvements are amortized over the shorter of the lease term or respective estimated useful lives.

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

Leasehold improvements	5 to 15 years
Machinery and equipment	5 to 15 years
Furniture and fixtures	3 to 15 years

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Long-Lived Asset Impairment

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset are less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Due to the fire event described above (Refer to paragraph, Fire), the Company recognized an impairment as of October 30, 2024 of its fixed assets (excluding two automobiles not on the premises) and right of use assets for the building and equipment leases commensurate with the total loss sustained from the fire. The impairment for the fixed assets and building and equipment leases amounted to a charge of $37,851,119 in October 2024. The estimated value of the assets is now zero. No other asset impairment was recognized during the three months ended March 31, 2025 and 2024.

Revenue Recognition

Revenue is recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The amount and timing of revenue recognition varies based on the nature of the goods or services provided and the terms and conditions of the customer contract. See Note 5 for additional information about the Company’s revenue.

Income Taxes

For the interim period ended March 31, 2025, the Company did not recognize an income tax expense due to the full valuation allowance. The full valuation allowance means that no benefit was recognized for any deferred tax assets, including the potential tax deductions or credits. The Company remains in a position where it is not recognizing any tax benefits for its deferred tax assets, as it is more likely than not that these assets will not be realized.

Recent Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new accounting guidance expands reportable segment disclosure requirements primarily through the enhanced disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and disclosure of the amount and composition of other segment items. Other segment items are the amount that reconciles segment revenues, less significant expenses, to segment profit or loss by reportable segment. The new accounting guidance also requires entities to disclose the title and position of the CODM, an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and all segments’ profit or loss and asset disclosures currently required annually by Topic 280 along with those introduced by the new accounting guidance to be reported on an interim basis. The Company adopted this standard for the fiscal year beginning January 1, 2024. There was no impact to the financial statements due to the Company operating as one segment with one customer, a related party, for all periods presented. Our CODM is the Chief Executive Officer who reviews financial metrics to make decisions about allocating resources and assessing financial performance. Key financial metrics reviewed include operating expenses and cash and cash equivalents to manage and forecast cash to ensure there is sufficient capital available to fund the operations.

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Accounting Pronouncements Effective in Future Periods

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements at March 31, 2025, the Company had an accumulated deficit and debt far exceeding its capital and suspended operations after the fire. These factors raise substantial doubt about the Company’s ability to continue as a going concern despite there being funding available to it and the established pattern of funding received from related entities.

The Company began operations on March 1, 2024, and as such, revenues had not yet reached the levels necessary to generate positive income or cash flow. Prior to the fire to its operating facility described above (Refer to paragraph, Fire), the Company believed that it was progressing towards its goal of positive net income and cash flows from its operations. The extent of the losses incurred from the fire added uncertainty surrounding the timing of the restoration of the land and redesigning and developing new facilities such that the redesign and construction of the facility is contingent on the planned acquisition of the Company pursuant to the CMR Merger Agreement. Until such time, Management believes the Company will have sufficient access to additional funding needed to sustain the Company for the next year without the sale of the Company. Accordingly, should the Company’s planned sale not occur, there may be substantial doubt about its ability to continue as a going concern exists based on the factors presented above.

The condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Note 2 — Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2025	2024

Note payable, bank (A)	$3,536,963	$3,747,973
Note payable, bank (B)	1,782,309	1,883,546
Total long-term debt	5,319,272	5,631,519
Current maturities of long-term debt	(1,286,629)	(1,270,204)
Long term debt, noncurrent debt	$4,032,643	$4,361,315

(A)	On September 15, 2023, outstanding principal amounts advanced under a line of credit agreement totaling $4,500,000 were converted to notes payable (A) to the bank. This line of credit bore interest at a rate of 4.375% per annum. Interest only payments are payable from September 2023 to February 2024. For the note payable monthly installments of $83,765 beginning in February 2024 and one installment of $415,757 due on September 15, 2028 including interest at 4.375% per annum; secured by substantially all business assets of the Company. Guaranteed by the owner of the Company.

(B)	On September 15, 2023, outstanding principal amounts advanced under a line of credit agreement totaling $2,238,810 were converted to notes payable (B) to the bank. This line of credit bore interest at a rate of 6.750% per annum. Interest only payments are payable from September 2023 to February 2024. For the note payable monthly installments of $44,169 beginning in February 2024 and one installment of $218,356 due on September 15, 2028 including interest at 6.750% per annum; secured by substantially all business assets of the Company. Guaranteed by the owner of the Company.

Aggregate annual maturities of long-term debt at March 31, 2025 are:

Long-term
Debt
2025	$957,957
2026	1,338,203
2027	1,410,022
2028	1,613,090
Total long-term debt	$5,319,272

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Note 3 — Leases

Finance Leases

These leases mainly consist of forklifts and a skid loader. The equipment finance lease agreements were terminated effective February 1, 2025. See Note 9.

Operating Leases

The Company leases the building and land where it conducts principal operations. The building and land leases expire in February 2039 and contain renewal options for up to three periods of five years each. The lease agreements require the Company to pay all executory costs (property taxes, maintenance, and insurance). The building operating lease agreement was terminated effective February 1, 2025. See Note 9.

Short-Term Leases

The Company leases certain equipment on a seasonal demand. The expected lease terms are less than 12 months. Total lease expense included in operating expenses for the three months ended March 31, 2025 and 2024 was $19,395 and $120,908, respectively.

All Leases

The Company’s leasing arrangements do not contain any material residual value guarantees or material restrictive covenants.

Quantitative Disclosures

The lease cost and other required information for the three months ended March 31, 2025 and 2024 are:

	2025	2024
Lease cost
Finance lease cost
Amortization of right-of-use asset	$-	$3,829
Interest on lease liabilities	5,460	1,197
Operating lease cost	170,260	160,260
Short-term lease cost	19,395	120,908
Total lease cost	$195,115	$286,194
Other information
Weighted-average remaining lease term
Finance leases	NA	6.83 years
Operating leases	14.00 years	15.00 years
Weighted-average discount rate
Finance leases	NA	6.75%
Operating leases	6.72%	6.72%

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

The equipment finance lease and the building operating lease agreements were terminated effective February 1, 2025. The financial impact of the lease terminations was a gain of $17,913,905, or $996,417 and $16,935,488 for the gain on the equipment lease and building lease agreement terminations, respectively. See Note 9.

Future minimum lease payments and reconciliation to the balance sheet at March 31, 2025 are as follows:

Operating
Leases
2025	$45,000
2026	60,000
2027	60,000
2028	60,000
2029	60,000
Thereafter	550,000

Total future undiscounted lease payments	835,000
Less imputed interest	(293,511)

Lease Liabilities	$541,489

Note 4 — Advances Payable

On September 6, 2024, the Company entered into a Transactional Advance Agreement (Agreement) with Evolution Metals LLC. Under the Agreement, as amended, EM shall advance the Company $12,000,000 in four installments, for which the first three installments totaling $9,000,000 has been received as of balance sheet date. In the event of a sale of CMR to New EM, the outstanding principal balance shall be repaid at closing. If no sale occurs, the advance shall be considered a loan that carries no interest for one year after the fourth and final installment of $3,000,000 is received by the Company and 6% thereafter with principal and interest payments of $1,000,000 per annum until all amounts outstanding under the Agreement are fully repaid. The balance of the line transaction advance at March 31, 2025 and December 31, 2024 was $9,000,000 and is included in the Condensed Balance Sheets caption “Advances payable”.

Note 5 — Revenue from Contracts with Customers

Performance Obligations

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring distinct goods or providing services to customers. The Company’s revenue consists substantially of tolling fees for the processing of battery materials and is reported net of allowances offered to customers. The Company recognizes revenue when performance obligations under the terms of contracts with its customers are satisfied, which occurs when control is transferred back to the customer and the Company has an enforceable right to payment. This typically occurs when the tolling service has been performed, the goods have been released for customer pick up, and the customer is obligated to pay for the service.

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

	2025	2024
Accounts receivable, beginning of period	$1,871,172	$-
Accounts receivable, end of period	1,871,172	66,788

Accounting Policies and Practical Expedients Elected

For shipping and handling activities, the Company is applying an accounting policy election, which allows an entity to account for shipping and handling activities as fulfillment activities rather than a promised good or service when the activities are performed, even if those activities are performed after the control of the good has been transferred to the customer. Therefore, the Company expenses shipping and handling costs at the time revenue is recognized. The Company classifies shipping and handling expenses in Cost of Goods Sold in the Condensed Statements of Operations.

The Company is also applying an accounting policy election, which allows an entity to exclude from revenue any amounts collected from customers on behalf of third parties, such as sales taxes and other similar taxes the Company collects concurrent with revenue-producing activities. Therefore, revenue is presented net of sales taxes and similar revenue-based taxes.

For incremental costs of obtaining a contract, the Company elected a practical expedient, which permits an entity to recognize incremental costs to obtain a contract as an expense when incurred if the amortization period is less than one year.

For significant financing components, the Company elected a practical expedient, which allows an entity to recognize the promised amount of consideration without adjusting for the time value of money if the contract has a duration of one year or less, or if the reason the contract extended beyond one year is because the timing of delivery of the product is at the customer’s discretion. As the Company’s contracts are typically less than one year in length and do not have significant financing components, the Company does not present revenue on a present value basis.

Note 6 — Income Taxes

Our income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate applied against year-to-date results, adjusted for discrete items. The application of the accounting requirements for income taxes in interim periods, after consideration of our valuation allowance, causes a significant variation in the typical relationship between income tax expense/benefit and pre-tax accounting income/loss as reported on the Condensed Statements of Operations. The deferred tax assets are comprised primarily of start-up costs and net operating losses. As of March 31, 2025 and December 31, 2024, all of the deferred tax assets, net of any deferred tax liabilities, continue to be subject to a full valuation allowance. The Company maintains the valuation allowance based on the analysis of its cumulative loss position.

Note 7 — Common Stock

The Company issued 30,000 shares of capital stock with a par value of $1 on January 26, 2022 (inception). The Company has recorded a contribution receivable for $30,000 at March 31, 2025 and 2024, which is presented on the Condensed Statements of Changes in Stockholder’s Deficit.

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Note 8 — Contingencies

The Company is and may be subject to various legal proceedings and claims that arise in the ordinary course of business and that have not been fully resolved. The outcome of litigation is inherently uncertain. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss concerning loss contingencies for asserted legal and other claims.

On October 30, 2024, the Company’s lithium-ion battery recycling facility in Fredericktown, Missouri sustained a fire which resulted in the total loss of the physical facility, and all equipment therein. Given this fire-event, the Company was issued an order, Hazardous Substance Emergency Declaration and Order to Perform Clean Up and Corrective Action on November 8, 2024 by the Environmental Protection Agency (EPA). The Company recognized impaired losses of $37,851,119 for right of use assets and property and equipment on October 30, 2024 and no expectation for insurance recoveries. Additionally, the Company has coverage for the fire-related site clean-up costs including remediation of the environmental impacts, addressed by the EPA’s order, via a general liability insurance policy with a maximum benefit of $11,000,000. A portion of this benefit is available to reimburse the Company for the clean-up costs paid and to be incurred for the clean-up. While it is probable the Company will receive insurance recoveries for the site clean-up and remediation cost, the amount of the recoveries to be received and the total cost of clean-up to be incurred are not reasonably estimated as of the date of the condensed financial statements are available to be issued.

The Company has been named as a Defendant in lawsuits arising from the fire. Lawsuits have been filed in the Circuit Court of Madison County, Missouri and one in the United States District Court for the Eastern District of Missouri. The federal action and one state action seek class certification on behalf of those similarly situated to the Plaintiffs. The Company’s insurer is providing a defense to these actions subject to a reservation of rights. Based upon information available to the Company at this time, it believes the claims are not reasonably estimable.

It is expected that additional lawsuits will be filed. Given the absence of anyone reporting the immediate onset of injuries, the impact of any such claims is not reasonably estimable.

Note 9 — Related Party Transactions

As the Company has started up its operations, it has received support from and has engaged in transactions with certain other entities under the common control of Robert N. Feldman, Trustee of the Robert N. Feldman Revocable Trust dated August 13, 2015 (the “Trust”). The principal entities involved include Interco Trading, Inc. (Interco Trading) and Dunamis Development Group, LLC (Dunamis). The Company is the wholly owned subsidiary of NiCo Metals Group, LLC, which is the wholly owned subsidiary of the Trust. Interco Trading is the wholly owned subsidiary of Genco Metals Group LLC, which is wholly owned by the Trust. The Trust holds a 24% ownership interest in Fairmont Development, LLC (“Fairmont”), which is the sole shareholder of Dunamis. The remaining ownership interests in Fairmont are controlled by entities associated with the family of Mr. Feldman. Mr. Feldman is also the duly appointed manager of Fairmont and is authorized to control the activities of Fairmont and its subsidiaries.

These related parties are engaged in various activities associated with the Company’s primary operations, including generation of revenue, certain shared operational and administrative services, as well as financing of the construction of the Company’s property and equipment. Similarly, the Company is insured under insurance policies held by Interco Trading and is charged a portion of the insurance premiums.

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Revenue and accounts receivable

The Company generates substantially all its revenue from tolling fees from Interco Trading. There is an associated balance of $1,871,172 in Accounts receivable, related party in the Company’s Condensed Balance Sheets as of March 31, 2025 and December 31, 2024.

Expenses

The Company receives certain operational and administrative services from Interco Trading. Amounts charged to the Company by Interco Trading are included in the line item Due to affiliates and other related parties on the Condensed Balance Sheets and are charged to salaries and wages and general and administrative expenses on the Condensed Statements of Operations. See table below, Summary of balances and transactions with related parties.

Revolving Line of Credit

The Company has entered into a revolving line of credit with Interco Trading, which bears paid in kind (PIK) interest at a rate of 6.25% per annum with all principal and accrued and unpaid interest due October 31, 2026. In connection with the activities noted in the preceding paragraph, Interco Trading makes advances to, and the Company makes payments on, this revolving line of credit. Effective January 1, 2024, the note was amended to reflect a noninterest bearing note due upon demand. This agreement has no stated maximum or minimum principal amounts that can be drawn or utilized by the Company. Amounts due under this revolving line of credit is presented as “Due to affiliates and other related parties” on the Condensed Balance Sheets.

On January 1, 2024, the Company entered into a non-interest bearing Revolving Line of Credit as the creditor with Dunamis as the debtor. The balances of the line of credit at March 31, 2025 and December 31, 2024 were $6,133,765 and $6,301,832, respectively, and is included in the Condensed Balance Sheets caption “Due from affiliates and other related parties”.

Leases

The Company rents the land and building where it conducts its principal operations under operating leases with Dunamis, a real estate company that has common majority ownership and management with the Company. The leases commenced in 2024 and expire in 2039. On October 30, 2024, the Company sustained a fire in its production facility causing significant property and equipment damage (Refer to paragraph, Fire in Note 1). Consequently, the Company recognized an impairment of the ROU assets for the building operating lease as of October 30, 2024. The ROU asset impairment loss of $17,121,602 was reported in the Other Income / Expense section of the Statement of Operations for the twelve months ended December 31, 2024. Effective February 1, 2025, the building operating lease was terminated. With the lease termination, the lease liability was reversed, generating a gain of $16,935,488 in the Other Income / Expense section of the Condensed Statement of Operations for the three months ended March 31, 2025. The net financial impact of the ROU asset impairment loss and the gain from reversing the lease liability is a loss of $186,114.

CRITICAL MINERAL RECOVERY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

The Company rents certain property and equipment under finance leases with Fairmont. The leases commenced in 2024 and have a 7 years lease terms. The equipment included under these finance lease agreements was destroyed in the fire at the production facilities on October 30, 2024 (Refer to paragraph, Fire in Note 1). Effective October 30, 2024, the Company recognized an impairment of the ROU assets for the equipment finance leases. The impairment loss of $1,017,323 was reported in the Other Income / Expense section of the Statement of Operations for the twelve months ended December 31, 2024. Subsequently, these finance lease agreements were terminated effective February 1, 2025. The finance lease liabilities were reversed and a gain recorded of $996,417 in the Other Income / Expense section of the Condensed Statement of Operations for the three months ended March 31, 2025. The net financial impact of the ROU asset impairment loss and the gain from reversing the lease liability is a loss of $20,906.

The Company paid freight charges of $7,864 on behalf of Fairmont for the equipment leased from Fairmont in 2024. This balance is due from Fairmont and is included on the line “Due from affiliates and other related parties” on the balance sheets as of March 31, 2025 and December 31, 2024.

See Note 3 for additional information on these related party leasing arrangements.

Summary of balances and transactions with related parties

The Company’s activity with related parties, including Interco, Dunamis and Fairmont, for the three months ended March 31, 2025 and 2024:

	2025	2024
Transactions:
Net sales	$-	$66,788
Salaries and wages	$297,968	$337,618
General and administrative expenses	$1,364,417	$1,292,555
Gain on lease agreement terminations	$17,931,905	$-
Interest expense	$5,460	$1,197

The Company’s account balances with related parties, including Interco, Dunamis and Fairmont, as of March 31, 2025 and December 31, 2024:

	2025	2024
Balances:
Accounts receivable	$1,871,172	$1,871,172
Due from affiliates and other related parties	$6,141,629	$6,309,696
Operating lease abilities	$541,489	$17,542,898
Finance lease liabilities	$-	$1,007,057
Due to affiliates and other related parties	$37,787,712	$35,124,945

Note 10 — Subsequent Events

The Company has evaluated events or transactions occurring after March 31, 2025, the balance sheet date, through June 26, 2025, the date the unaudited condensed financial statements were available to be issued and determined that there were no such events or transactions that require recognition or disclosure for the three months ended March 31, 2025, except as follows:

The Company’s registration statement was declared effected on May 14, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, references in this section to “we”, “us”, “our” and “the Company” refer to the business and operations of CMR. Unless otherwise indicated, all dollar amounts are expressed in thousands.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes related thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.

Overview

CMR was established in 2022 under the laws of the State of Missouri. The CMR business model involves the recycling of spent lithium batteries into a MMC (Mixed Metal Concentrate), which is a mixed material comprised of lithium, cobalt, and other metals that can be refined into battery anode and cathode supply materials. CMR is a pioneering technology company dedicated to addressing the growing environmental challenge posed by lithium-ion batteries. Management has over 10 years of experience in lithium-ion battery recycling and plans to develop and operate the largest lithium-ion battery, battery materials recycling, and mid-stream processing facility in the world.

The Company began operations with a vision to revolutionize the recycling industry. Having constructed a team of experts in materials science, chemistry, and engineering, the Company employs a proprietary process that efficiently extracts critical materials, such as lithium, cobalt, and other materials, from lithium-ion batteries.

The Company is unique because its supplier is expected to be its customer creating a closed loop circular economy whereby supplier is able to recycle their spent batteries into base materials for repurpose into new products then used for final OEM (Original Equipment Manufacturer) products. This closed loop system helps support internal and global ESG initiatives and further transition to an EV future as demand for critical materials increases.

Recent Developments

On October 30, 2024, a fire occurred at CMR’s recycling facility, resulting in a total financial loss of the facility. The facility represented all of CMR’s operating revenue. Even if CMR is able to design and develop a new facility, its supplier, Interco Trading, Inc., may lose customers that have in the meantime been forced to identify and use alternative processers of material elsewhere. Revenue from CMR could be deferred for an indefinite period, and CMR’s management may be distracted by efforts to redesign and develop a new facility. The fire at CMR’s recycling facility resulted in a total loss of the plant; however, Interco Trading has maintained its business relationship with its suppliers of materials from automative manufacturers and OEMs.

CMR management continues to evaluate the impact of the fire. The situation remains complex and significantly uncertain, and CMR management cannot yet assess all the consequences CMR may face, including, but not limited to, loss of supplier customers, federal and state regulatory, environmental, legal or other liabilities, the time required for redesigning and developing a new facility, and any recovery under CMR’s insurance policies. As of the date of this proxy statement/prospectus, CMR is still in the process of assessing the adequacy of its insurance policies to determine the likelihood of recovery of certain fire related costs and damages. CMR is not currently aware of any personal injury or loss of life related to the fire. Additionally, insurance recovery is significantly uncertain, and the fire may significantly affect future business and financial results. If recovery is only partial or not achievable, this could impact financial outcomes and operational planning. The redesign and development of the plant is contingent upon securing sufficient funding. Without adequate capital, restoration efforts may face delays or limitations, potentially affecting operational capacity and projected outcomes.

The Environmental Protection Agency (EPA) has completed its on-site response and monitoring activities as of November 13, 2024, and has demobilized from the site. CMR plans to redesign and develop a new facility, contingent upon securing sufficient funding.

Segments

The Chief Executive Officer of the Company, who has been determined to be the Chief Operating Decision Maker (“CODM”) of the Company, manages the Company as a whole and makes decisions at the consolidated level. The CODM relies on key financial metrics to assess performance and make strategic decisions at the consolidated level. CODM primarily utilizes financial information such as income from operations, net profit margin, and cash flow statements. These metrics provide insights into the company’s overall financial health, operational efficiency, and profitability, enabling effective decision-making. There are no segment managers who are held accountable for operating and financial results, or the product and service mix offered by the Company.

Key Factors Affecting Company Performance

The Company believes its future success will be dependent on several factors, including those discussed below. While these areas represent opportunities for the Company, they also represent challenges and risks that must be successfully addressed in order to continue the growth of its business and improve its results of operations.

Technology and Product Innovation

The ability to recover critical materials like lithium, cobalt, and nickel from used batteries efficiently and at a high purity level is a major factor. Companies with advanced recycling technologies, such as hydrometallurgical or pyrometallurgical methods, can lower operational costs, increase recovery rates, and offer high-quality mixed metal concentrate to battery manufacturers, enhancing competitiveness. The Company’s success will be dependent upon its ability to develop, implement, and scale new technologies.

Market Demand

The Company believes demand for MMC is on the rise, driven by its essential role in the battery manufacturing industry. With the global shift towards renewable energy and EVs, battery materials like those found in mixed metal concentrate are critical to meet the growing demand for energy conversion, storage, and electronic applications. Fluctuations in the demand for recycled materials such as lithium, cobalt, and nickel impact pricing and profitability. Growing demand from the EV market and energy storage sectors boosts performance, while oversupply or price volatility can challenge margins. Our business model will continually be subject to commodity price fluctuations and need to innovate to find new ways to hedge exposure to commodity fluctuations.

Manufacturing Costs & Sourcing Capabilities

The Company’s growth depends on its ability to meet anticipated demand for its services. In order to meet demand, the Company will need to increase its manufacturing capacity. The Company’s manufacturing process produces mixed metal concentrate in-house at its production facility. The Company sources spent batteries from Interco Trading, Inc. and then processes the material at its production facility into mixed metal concentrate. On October 30, 2024, a fire occurred at CMR’s recycling facility, resulting in a total financial loss of the facility. The facility represented all of CMR’s operating revenue. CMR currently anticipates redesigning and developing a new facility with a significant expansion; however, the time required to redesign and develop is dependent on the date on which the site is released by authorities. CMR is evaluating other properties in the vicinity of its existing site for purposes of rebuilding and expanding its operations and capacity. At this time, no determination has been made by CMR regarding what will be built on the existing site or what operations will take place on the existing site. See “Recent Developments.”The Company expects to rebuild its capacity which will require certain capital expenditures and will require a corresponding expansion of its supporting infrastructure, further development of its sales and marketing team, an expansion of its customer base and strengthened quality control. The Company believes this capacity expansion will be carried out in a measured manner based on ongoing assessment of the medium-and long-term demand for its services.

Regulatory Landscape

Global trade tensions, fluctuations in metal prices, and changes in government policies regarding raw material sourcing can affect the cost and availability of materials for recycling. Companies that diversify their operations or adapt to geopolitical risks by securing local sources of used batteries or establishing international partnerships are better positioned for long-term success.

By focusing on these factors, the Company can better navigate the complexities of the battery recycling industry and drive strong performance.

Components of Results of Operations

Revenue

The Company earns revenues predominantly from tolling and servicing fees under an agreement with Interco Trading Inc, a related party. The Company recognizes revenue when performance obligations under the terms of contracts with its customers are satisfied, which occurs when the tolling service has been completed and the customer has access to pick up the goods.

Cost of goods sold

Our costs of goods sold represent all direct and indirect costs associated with the manufacture of our products and provision of our services. Cost of goods sold consists primarily of direct costs associated with inventory and delivery of the Company’s goods, including freight costs. Cost of goods sold also includes allocated personnel-related expenses and allocated facilities and overhead costs.

Operating expenses

Operating expenses consist of our corporate service functions such as administrative expense, legal, human resources and information technology, as well as rent, utilities, depreciation, amortization and insurance costs.

Interest expense

Interest expense primarily consists of interest incurred on our financing obligations and outstanding notes.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2025 and 2024 (in thousands, except as otherwise noted)

The following table provides our consolidated operating results for the periods indicated and the percentage of change between periods for each line item.

	Three Months Ended March 31,
	2025	2024	Change
($ in thousands)	($)	($)	($)	(%)
Revenues	$—	$67	$(67)	(100.0)%
Cost of goods sold	—	219	(219)	(100.0)%
Gross Loss	—	(152)	152	(100.0)%
Operating expenses:
Salaries and wages	458	820	(362)	(44.1)%
Depreciation and amortization	4	14	(10)	(71.4)%
General and administrative expense	1,514	1,617	(103)	(6.3)%
Total operating expenses	1,976	2,451	(475)	(19.4)%
Operating loss	(1,976)	(2,603)	627	(24.1)%
Other expense:
Gain on lease agreement terminations	17,932	—	17,932	—%
Fire-related expenses	(330)	—	(330)	—%
Interest expense	(77)	(91)	14	(15.4)%
Income / (loss) before income taxes:	15,549	(2,694)	18,243	(677.2)%
Income tax expense	—	—	—	—%
Net income / (loss)	$15,549	$ (2,694)	$18,243	(677.2)%

Revenue

Revenue was $67 for the three months ended March 31, 2024. The Company did not generate revenue during the three months ended March 31, 2025, because the Company suspended operations due to the fire event on October 30, 2024. The Company completed its initial construction in February 2024 and commenced revenue generating activities in March 2024 from tolling materials under an agreement with Interco Trading, a related party.

Cost of goods sold

COGS was $219 for the three months ended March 31, 2024. The Company did not generate revenue during the three months ended March 31, 2025, and therefore did not incur costs related to the sale of goods or provision of services. The cost of goods sold for the three months ended March 31, 2024, was primarily related to the processing of lithium-ion batteries.

Operating expenses

Operating expenses were $1,976 for the three months ended March 31, 2025, as compared to $2,451 for the three months ended March 31, 2024, a decrease of $475 or 19.4%. This was primarily due to a $362 decrease in salary and wage expenses mainly due to the Company suspending operations on October 30, 2024 because of the fire. The facility was placed into service during 2024, and the Company began recognizing the related depreciation and amortization expenses. With most of the production-related assets impaired by the fire there was a decrease in depreciation and amortization expenses of $10 in the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. Additionally, the Company’s decrease of $103 in general and administrative expenses was primarily related to the suspension of operations due to the fire on October 30, 2024.

Interest expense

Interest expense was $77 for the three months ended March 31, 2025, as compared to $91 for the three months ended March 31, 2024, a decrease of $14, or 15.4%. This was primarily due to loan repayments made between the two periods.

Gain on lease agreement terminations

Gain on lease agreement terminations totaled $17,932 for the three months ended March 31, 2025. This was due to the building operating lease and two equipment finance lease agreements being terminated effective February 1, 2025. This followed the impairment loss taken on the right-of-use assets for these leases in the prior quarter due to the fire sustained at the Company’s facilities on October 30, 2024. No lease agreements were terminated for the three months ended March 31, 2024.

Fire-related expenses

Fire-related expenses were $330 for the three months ended March 31, 2025. This was primarily due to the expense incurred to reimbursement contractors for their equipment lost in the fire at the Company’s facilities on October 30, 2024. There were no fire-related expenses recognized for the three months ended March 31, 2024.

Liquidity, Capital Resources

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including the redesign and development of our facility in Fredericktown, Missouri and other expansion projects and principal and interest payments related to our outstanding indebtedness. The Company plans to continue to fund its operations through its existing cash and cash equivalents, as well as through future equity offerings, debt financing, other third-party funding, and operational cash flow.

The following is a summary of the components of our current liquidity:

($ in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$12	$120
Working capital (deficit)	$(40,563)	$(38,622)
Accumulated deficit	$(44,458)	$(60,006)

Our future liquidity requirements will depend on many factors, including funding needed to support other business opportunities and expenditures, and funding for working capital and general corporate purposes. We expect to satisfy our liquidity requirements through cash on hand, cash generated from the operations and consummation of the Business Combination, as well as through future equity offerings, debt financing and other third-party funding.

Cash Flows

Cash flows associated with operating, investing, and financing activities for the three months ended March 31, 2025 and 2024 are summarized as follows ($ in thousands):

	Three Months Ended March 31,		Change
($ in thousands)	2025	2024	($)	(%)
Net cash used in operating activities	$(2,411)	$(3,945)	$1,534	(38.9)%
Net cash used in investing activities	(36)	(3,144)	3,108	(98.9)%
Net cash provided by financing activities	2,340	7,115	(4,775)	(67.1)%
Net increase (decrease) in cash and cash equivalents	$(107)	$26	$(133)	(511.5)%

Net Cash Used in Operating Activities

Cash flows used in operating activities were $2,411 for the three months ended March 31, 2025, compared to $3,945 for the three months ended March 31, 2024, a decrease of $1,534, or 38.9%. The decrease is primarily related to a decrease in cash flows used for accounts payable.

Net Cash Used in Investing Activities

Cash flows used in investing activities were $36 for the three months ended March 31, 2025, compared to $3,144 for the three months ended March 31, 2024, a decrease of $3,108, or 98.9%. The decrease is primarily related to a reduction in capital expenditures and construction costs incurred for the Company’s facility in 2025 compared to the prior period.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities were $2,340 for the three months ended March 31, 2025, compared to $7,115 for the three months ended March 31, 2024, a decrease of $4,775, or 67.1%. The decrease is primarily related to reduced borrowings from affiliates. All operations were suspended after the fire in October 2024 resulting in a decrease in operating expenses and investment in fixed assets and consequently lower levels of new borrowing from affiliates.

Indebtedness

Notes Payable

As of March 31, 2025, the Company had two notes payable to the bank: one with a balance of $3,537 (in thousands) at a fixed interest rate of 4.375% per annum and another with a balance of $1,782 (in thousands) at a fixed interest rate of 6.750% per annum, both secured by substantially all business assets.

Related Party Transactions

The Company has received support from and has engaged in transactions with certain other entities under the common control of Robert N. Feldman, Trustee of the Robert N. Feldman Revocable Trust dated August 13, 2015 (the “Trust”). The principal entities involved include Interco Trading, Inc. (Interco Trading) and Dunamis Development Group, LLC (Dunamis). The Company is the wholly owned subsidiary of NiCo Metals Group, LLC, which is the wholly owned subsidiary of the Trust. Interco Trading is the wholly owned subsidiary of Genco Metals Group LLC, which is wholly owned by the Trust. The Trust holds a 24% ownership interest in Fairmont Development, LLC (“Fairmont”), which is the sole shareholder of Dunamis. The remaining ownership interests in Fairmont are controlled by entities associated with the family of Mr. Feldman. Mr. Feldman is also the duly appointed manager of Fairmont and is authorized to control the activities of Fairmont and its subsidiaries.

These related parties are engaged in various activities associated with the Company’s primary operations, including generation of revenue, certain shared operational and administrative services, as well as financing of the construction of the Company’s property and equipment. Similarly, the Company is insured under insurance policies held by Interco Trading and is charged a portion of the insurance premiums.

●	The Company generates substantially all its revenue from tolling fees from Interco Trading. There is an associated balance of $1,871,172 in Accounts receivable, related party in the Company’s Condensed Balance Sheets as of March 31, 2025 and December 31, 2024.

●	The Company receives certain operational and administrative services from Interco Trading. Amounts charged to the Company by Interco Trading are included in the line item Due to affiliates and other related parties on the Condensed Balance Sheets and are charged to salaries and wages and general and administrative expenses on the Condensed Statements of Operations. See table in Note 9 for a Summary of balances and transactions with related parties.

●	The Company had entered into a revolving line of credit with Interco Trading and was amended effective January 1, 2024 to reflect a noninterest bearing note due upon demand. This agreement has no stated maximum or minimum principal amounts that can be drawn or utilized by the Company. Amounts due under this revolving line of credit is presented as “Due to affiliates and other related parties” on the Condensed Balance Sheets.

●	On January 1, 2024, the Company entered into a non-interest bearing Revolving Line of Credit as the creditor with Dunamis as the debtor. The balances of the line of credit at March 31, 2025 and December 31, 2024 were $6,133,765 and $6,301,832, respectively, and is included in the Condensed Balance Sheets caption “Due from affiliates and other related parties”.

●	The Company rents the land and building where it conducts its principal operations under operating leases with Dunamis, a real estate company that has common majority ownership and management with the Company. The leases commenced in 2024 and expire in 2039. On October 30, 2024, the Company sustained a fire in its production facility causing significant property and equipment damage (Refer to paragraph, Fire in Note 1). Consequently, the Company recognized an impairment of the ROU assets for the building operating lease as of October 30, 2024. Effective February 1, 2025, the building operating lease was terminated. The land operating lease agreement continues to be in effect.

●	The Company rents certain property and equipment under finance leases with Fairmont. The leases commenced in 2024 and have a 7 years lease terms. The equipment included under these finance lease agreements was destroyed in the fire at the production facilities on October 30, 2024 (Refer to paragraph, Fire in Note 1). Effective October 30, 2024, the Company recognized an impairment of the ROU assets for the equipment finance leases. Subsequently, these finance lease agreements were terminated effective February 1, 2025.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the purchase transaction may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies and Estimates

Critical Accounting Policies

The above discussion and analysis of our financial condition and results of operations is based upon our financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Our significant accounting policies are described in Note 1. Nature of Operations and Summary of Significant Accounting Policies of the accompanying financial statements of CMR included elsewhere in this proxy statement/prospectus. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Impairment of Long-lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset are less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Due to the fire event described above (Refer to paragraph “Recent Developments”), the Company recognized an impairment as of October 30, 2024 of its fixed assets (excluding two automobiles not on the premises) and right of use assets for the building and equipment leases commensurate with the total loss sustained from the fire. The impairment for the fixed assets and building and equipment leases amounted to a charge of $37,851 (in thousands) in the fourth quarter of 2024. The estimated value of the right of use assets for the building and equipment leases and the fixed assets excluding the two automobiles is zero as of March 31, 2025 and December 31, 2024. No asset impairment was recognized during the three months ended March 31, 2025 and 2024.

Related Party Transactions

The Company identifies related parties, and accounts for, and discloses related party transactions in accordance with ASC Topic 850 “Related Party Disclosures” and other relevant ASC standards. Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. For additional description of the related party policies and transactions including revenue and associated accounts receivable, debt and leases, refer to Note 9. Related Party Transactions in the March 31, 2025 and 2024 financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and our management adopted ASU 2023-07 in our financial statements and related disclosures for the fiscal year beginning January 1, 2024 (see Note 1).

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

ITEM 4: CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing, maintaining and assessing the effectiveness of internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act. The Company’s ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. CMR has identified material weaknesses in its ICFR. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of CMR’s financial statements will not be prevented or detected on a timely basis.

As of March 31, 2025, there was not a review and approval process for journal entry postings. The Company reviewed its policies and procedures over journal entries, encompassing the entire workflow from initiation to review and approval as part of its remediation effort. As of April 1, 2025, the Company has implemented a procedure that requires the accounting team to provide a monthly journal entry log to the CFO for his review and approval indicated by a signature. The journal entry log provided to the CFO shows the journal entry: dates, accounts affected, dollar amounts and the employee who last edited the entry. The signed journal entry logs are maintained both in the physical and electronic formats.

Management will continue to monitor the remediation of this material weakness described above to determine if the remediation was successful.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has been named as a Defendant in lawsuits arising from the fire. Lawsuits have been filed in the Circuit Court of Madison County, Missouri and one in the United States District Court for the Eastern District of Missouri. The federal action seeks class certification on behalf of those similarly situated to the Plaintiffs. The Company’s insurer is providing a defense to these actions subject to a reservation of rights. Based upon information available to the Company at this time, it believes the claims are not reasonably estimable.

It is expected that additional lawsuits will be filed. Given the absence of anyone reporting the immediate onset of injuries, the impact of any such claims is not reasonably estimable.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

Capital Risk Management

The Company is dependent on related parties to continue providing funding so it can meet its ongoing costs and existing liabilities. Management believes that the Company will have sufficient access to additional funding needed to sustain the Company for the next year, however, if the current funding from related party companies were to cease, there exists substantial doubt about its ability to continue as a going concern.

The Sale to EM May Not Close

On August 22, 2024, the Robert N. Feldman Revocable Trust, the ultimate controlling party of the Company, entered into an agreement to sell the Company to Evolution Metals LLC (EM). However, on October 30, 2024, the Company suffered a fire which destroyed the plant and equipment used by the Company in its operations. See paragraph below, Fire. Due to the fire event, the agreement dated August 22, 2024 referenced above was terminated. On November 4, 2024, the Robert N. Feldman Revocable Trust entered into a new agreement with Evolution Metals LLC to sell all of the existing shares of the Company to Evolution Metals in exchange for new EM common stock valued at $225 million and $125 million in cash and an additional $50 million for debt repayment.

There are no current plans by CMR to rebuild the facility or resume operations. Should the agreement fail to close, CMR may be unable to raise sufficient capital to meet its existing liabilities, or sustain the Company beyond the 12 month period their current funding is expected to provide.

Risks Related to CMR’s Manufacturing Process

The Company’s core business subjects it to many hazards and operational risks, that can result in potential injury to individuals, disrupt its business (including interruptions or disruptions in operations at its facilities), and subject it to liability and increased costs (any of which could have a material adverse effect on The Company’s business, financial condition and results of operations).

CMR’s lithium-ion battery recycling process is subject to various industrial risks, including discharges or releases of flammable or hazardous materials, dangers resulting from confined operating spaces, fires, explosions, and mechanical failures. For example, lithium-ion battery cells can rapidly release stored energy by venting smoke and flames, which can ignite nearby materials and other lithium-ion cells. These risks can result in personal injury, loss of life, catastrophic damage to or destruction of property and equipment or environmental damage, and related legal proceedings, including those commenced by regulators, neighbors, or others. They may also result in the inability to execute any future plans to resume operations by EM.

A recent fire at CMR recycling facility could have a material adverse effect on New EM business, financial condition and results of operations.

On October 30, 2024, a fire occurred at CMR’s recycling facility, resulting in a total financial loss of the facility. The facility represented all of CMR ’s operating revenue. CMR currently anticipates redesigning and developing the facility with a significant expansion; however, the time required to redesign and develop is dependent on several factors. Even if CMR is able to redesign and develop the new facility, its supplier, Interco Trading, may lose customers that have in the meantime been forced to identify and use alternative processers of material elsewhere. Revenue from CMR could be deferred for an indefinite period, and New EM’s management may be distracted by efforts to redesign and develop the facility. CMR management continues to evaluate the impact of the fire. The situation remains complex and significantly uncertain, and CMR management cannot yet assess all the consequences CMR may face, including, but not limited to, loss of supplier customers, federal and state regulatory, environmental, legal or other liabilities, the time required for designing and developing the facility with a significant expansion and whether any redesign of the facility will be necessary, and any recovery under CMR’s insurance policies. As of the date of this proxy statement/prospectus, CMR is still in the process of assessing the adequacy of its insurance policies to determine the likelihood of recovery of certain fire related costs and damages. CMR is not currently aware of any personal injury or loss of life related to the fire.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.2	Agreement and Plan of Merger, dated as of February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals Merger Sub 3, Inc., Critical Mineral Recovery, Inc., and NiCo Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025).

10.9	Amended and Restated Agreement and Plan of Merger, dated as of March 31, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals Merger Sub 3, Inc., Critical Mineral Recovery, Inc., and NiCo Metals Group LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Critical Mineral Recover, Inc.

Date: June 26, 2025	By:	/s/ Rob Feldman
	Name:	Rob Feldman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 26, 2025	By:	/s/ Bill Cassiday
	Name:	Bill Cassiday
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)